Form 10QSB
period 2001-06-30
CHARTER RESOURCES INTERNATIONAL INC
filed 2001-09-13
CIK 1139178

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2001

                                  OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   COMMISSION FILE NUMBER:  0-32831


                    CHARTER RESOURCES INTERNATIONAL
  (Exact name of small business issuer as specified in its charter)



           NEVADA                                  95-4093200
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)

            5300 W. Sahara, #100, Las Vegas, Nevada 89146
               (Address of principal executive offices)

                            (800) 781-9301
         (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                 YES [X]  NO [  ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES [  ]  NO [X]


The number of $.001 par value common shares outstanding at June 30, 2001:
35,676,500

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

See discussion under Item 2.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

Charter Resources International is a mining company not in the production stage but engaged primarily in the exploration for the development of mineral deposits other than oil, gas or coal.

The Company has not been in production during the current fiscal year or the two years immediately prior thereto.

Receipts from the sale of mineral products or from the operations of mineral producing properties by the Company have not exceeded $500,000 in any of the most recent six years and have not aggregated more than $1,500,000 in the most recent six fiscal years.

Pursuant to Rule 13a-13(c), Part I of the quarterly report on Form 10-QSB need not be filed.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) No instruments defining the rights of the holders of any class of registered securities have been materially modified.

     (b) No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

     (c) During the period covered by this report, there were not any securities that the issuer sold without registering the securities under the Securities Act.

     (d) There has not been any Securities Act registration statement filed or declared effective within the past three years.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding 5 percent of the total assets of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.  None

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTER RESOURCES INTERNATIONAL



Date:   September 10, 2001    By:    /s/ Lawrence J. Muno
                         Lawrence J. Muno, Chairman of the Board
                         Chief Executive Officer

Date:   September 10, 2001    By:   /s/ Peter R. Del Mastro
                         Peter R. Del Mastro, President and Director
                         Chief Financial Officer