Form 10QSB
period 2001-09-30
CHARTER RESOURCES INTERNATIONAL INC
filed 2001-11-13
CIK 1139178

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                 YES [X]  NO [  ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES [X]  NO [  ]


The number of $.001 par value common shares outstanding at September 30, 2001:
35,676,500



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

Rule 13a-13(c) allows quarterly financial statements to be omitted from quarterly reports filed by the Company. The Company does not intend to provide quarterly financial statements, and interested persons will need to rely solely on the annual financial statements that will be included in annual reports on Form 10-KSB filed by the Company.



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

CHARTER RESOURCES INTERNATIONAL



Date:   November 12, 2001     By:    /s/ Lawrence J. Muno
                         Lawrence J. Muno, Chairman of the Board
                         Chief Executive Officer

Date:   November 12, 2001     By:   /s/ Peter R. Del Mastro
                         Peter R. Del Mastro, President and Director
                         Chief Financial Officer