Form 10QSB
period 2001-12-31
CHARTER RESOURCES INTERNATIONAL INC
filed 2002-02-19
CIK 1139178

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  December 31, 2001

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

      101 Convention Center Drive, #700, Las Vegas, Nevada 89109
               (Address of principal executive offices)

                            (800) 781-9301
         (Registrant's telephone number, including area code)

            5300 W. Sahara, #100, Las Vegas, Nevada 89146
    (Former name or former address, if changed since last report.)

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


The number of $.001 par value common shares outstanding at December 31, 2001:
35,676,500

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

Rule 13a-13(c) allows quarterly financial statements to be omitted from quarterly reports filed by such companies. The Company does not intend to provide quarterly financial statements, and interested persons will need to rely solely on the annual financial statements that will be included in annual reports on Form 10-KSB filed by the Company.

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

CHARTER RESOURCES INTERNATIONAL



Date:   February 15, 2002     By:    /s/ Lawrence J. Muno
                         Lawrence J. Muno, Chairman of the Board
                         Chief Executive Officer

Date:   February 15, 2002     By:   /s/ Peter R. Del Mastro
                         Peter R. Del Mastro, President and Director
                         Chief Financial Officer